Form 10-K
period 2007-12-31
WaMu Mortgage Pass-Through Certificates, Series 2007-OA2
filed 2008-03-28
CIK 1389139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period

Commission File Number of issuing entity: 333-130795-52 WaMu Mortgage Pass-Through Certificates, Series 2007-OA2

Commission File Number of depositor: 333-130795

WAMU ASSET ACCEPTANCE CORP.

(Exact name of depositor as specified in its charter)

WASHINGTON MUTUAL BANK

(Exact name of sponsor as specified in its charter)

Delaware
(State or other jurisdiction of Incorporation or organization of the issuing entity)

1301 Second Avenue, WMC 3501A Seattle, Washington 98101
(Address of principal executive offices of issuing entity)

(206) 500-4418
(Telephone number, including area code)

54-2190614
(I.R.S. Employer Identification No.)

N/A
(Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K.     ☐  [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐    Accelerated filer   ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1:	Business.
Item 1A:	Risk Factors.
Item 2:	Properties.
Item 3:	Legal Proceedings.
Item 4:	Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial Information).

No single obligor represents more than 10% of the pool assets held by the WaMu Mortgage Pass-Through Certificates, Series 2007-OA2 (the “Trust”).

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers: Financial Information).

No entity or group of affiliated entities that provides (1) any external credit enhancement designed to ensure that the asset-backed securities or pool assets will pay in accordance with their terms, (2) any mechanisms to ensure that payments on the asset-backed securities are timely or (3) any derivatives whose primary purpose is to provide credit enhancement related to pool assets or the asset-backed securities is either liable or contingently liable to provide payments representing 10% or more of the cash flow supporting any offered class of asset-backed securities of the Trust.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

The “aggregate significance percentage” (as defined in Item 1115 of Regulation AB) related to any entity or group of affiliated entities providing derivative instruments that are used to alter the payment characteristics of the cashflows from the Trust and whose primary purpose is not to provide credit enhancement related to the pool assets or the asset-backed securities of the Trust does not equal or exceed 10%.

Item 1117 of Regulation AB: Legal Proceedings.

None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6:	Selected Financial Data.
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.
Item 8:	Financial Statements and Supplementary Data.
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A:	Controls and Procedures.

Item 9B: Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10:	Directors and Executive Officers of the Registrant.
Item 11:	Executive Compensation.
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13:	Certain Relationships and Related Transactions.
Item 14:	Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Pursuant to the Instructions to Item 1119 of Regulation AB, information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 of the General Rules and Regulations Promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) as this annual report on Form 10-K.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

WaMu Asset Acceptance Corp. (in its role as depositor), Washington Mutual Bank (in its role as servicer) (“WMB”), Washington Mutual Mortgage Securities Corp. (in its role as administrative agent) (“WMMSC”), Washington Mutual Bank fsb (in its role as custodian), and American Security Insurance Company and Standard Guaranty Insurance Company (together, in the role as hazard insurance servicer, “ASIC”)  (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Form 10-K.  None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party except that, with respect to:

1.                    WMB and its compliance with:

a.             Item 1122(d)(2)(vii)(D). Approximately 532 account reconciliations out of approximately 60,000 statements (or approximately 0.9%) with reconciling items were not resolved within 90 days of their identification, due to the migration of functions to personnel in a separate geographic location.  All such reconciling items have been resolved in the meantime and processes and procedures are in place to provide for on-going compliance with this requirement;

b.             Item 1122(d)(3)(i)(B) and (3)(ii). A programming change resulted in the miscalculation of some liquidation proceeds and the failure to include other liquidation proceeds, in the aggregate amount of approximately $9,694,614, in the September 2007 distribution with respect to 13 securitizations subject to Regulation AB.  WMB in each of the securitizations remitted the applicable shortfall amount on October 1, 2007 to the applicable Trustee as required by the applicable pooling and servicing agreement.  The programming error was corrected in October 2007;

c.             Item 1122(d)(3)(ii).  Prepayment fees due to investors in 16 or more securitizations subject to Regulation AB were calculated incorrectly on certain loans with deferred interest, resulting in a shortfall in the distributions to those investors in an aggregate amount that is not expected to exceed $500,000.  In addition, WMB has determined that, under certain circumstances, WMB's automated loan servicing system calculates the applicable interest to be used to determine prepayment premiums inconsistently with the requirements of certain mortgage loan notes, which could result in the underpayment of prepayment premiums due to certificateholders in prepayment premium classes under the terms of the applicable transaction agreements  Approximately 15 loans in 8 securitizations subject to Regulation AB have been identified that may have been affected in 2007. Any amounts due as the result of these miscalculations will be delivered to the applicable trustee for distribution to the affected investors once analysis of these matters has been completed and the amounts due in the case of each securitization have been determined.   Processes and procedures are currently being implemented to provide for more accurate calculation of prepayment fees and WMB is making changes to its automated servicing system to provide for some of the identified variations in the terms of mortgage note prepayment requirements;

d.             Item 1122(d)(4)(vii). With respect to 4 series of mortgage-backed securities, WMB recently self-identified foreclosure cases initiated in connection with approximately 175 loans where WMB did not expressly disclose the interests in the loans of the applicable trustees.  To the extent necessary under applicable law and court rules, WMB will promptly move to amend those foreclosure pleadings.  Investors will be made whole if any direct losses or additional costs and expenses are incurred as a result of the failure to identify the interests of the trusts in the loans in any proceeding in which applicable law or court rules the trusts’ interests must be disclosed.  WMB will conduct further research and if additional loans are identified that were treated similarly, WMB will make the applicable trusts whole if any losses arise from such treatment; and

e.             Item 1122(d)(4)(xiv).  Delinquent second lien mortgage loans were not charged off at 180 days as required by the applicable pooling and servicing agreements in the case of two securitizations subject to Regulation AB.  All such mortgage loans were charged off as required upon identification of the non-compliance.  Processes and procedures have been put in place to provide for on-going compliance with this requirement.

2.                    WMMSC and its compliance with:

a.                    Item 1122(d)(2)(vii)(D).  One reconciling item was not resolved within 90 days of its original identification.  This reconciling item was resolved within 124 days of its original identification and processes and procedures are in place to provide for on-going compliance with this requirement;

b.                   Item 1122(d)(3)(ii).  Prepayment fees due to investors in 16 or more securitizations subject to Regulation AB were calculated incorrectly on certain loans with deferred interest, resulting in a shortfall in the distributions to those investors in an aggregate amount that is not expected to exceed  $1,500,000, of which not more than  $1,000,000 is expected to be attributable to incorrect calculations performed by WMMSC and not more than $500,000 is expected to be attributable to incorrect calculations performed by WMB.    The amounts due as the result of these miscalculations will be delivered to the applicable Trustee for distribution to the affected investors once analysis of the matter has been completed and the amounts due in the case of each securitization have been determined.  Processes and procedures have been implemented and are currently being validated to provide for more accurate calculation of prepayment fees; and

c.                    Item 1122(d)(3)(ii). Certain LIBOR values were incorrectly determined for the December, 2007 distribution with respect to certain classes of securities subject to pooling and servicing agreements which require that LIBOR values be determined on the second day on which banks in London are open for foreign exchange transactions prior to the 25th day of the prior calendar month.  In the referenced month, the specified LIBOR valuation day was Thanksgiving Day, not a day in the United States of America in which banks are open for transactions in foreign exchange but a day on which banks in London are.  LIBOR was established on the day immediately preceding Thanksgiving Day rather than Thanksgiving Day as required under the applicable pooling and servicing agreements.  The difference in LIBOR values was .00562 percentage points.  Accordingly certain classes of securities were overpaid interest and certain classes of securities were underpaid interest by the same amount.  In December, 2007, interest was reallocated to investors using the correct LIBOR values and total interest reallocated in each affected series of securities ranged from approximately $304 to $3,050.  The aggregate original interest payments distributed to the affected series of securities ranged from approximately $1,124,821 to $11,126,217.  Procedures have been implemented to provide for accurate determinations of LIBOR.

3.             ASIC and its compliance with Item 1122(d)(4)(xii).  During the reporting period covered by this 10-K Annual Report, ASIC did not have sufficient policies and procedures in place to capture the information necessary to determine its compliance with Item 1122(d)(4)(xii).  As stated in a letter dated January 30, 2008 and attached hereto as Exhibit 33.4, ASIC has implemented policies and procedures to capture the information required to comply with this provision.

Item 1123 of Regulation AB: Servicer Compliance Statement.

WMB (in its role as servicer) and WMMSC (in its role as calculation agent) have been identified by the registrant as servicers with respect to the asset pool held by the Trust.  Each of  WMB and  WMMSC has completed a statement of compliance with applicable servicing criteria (each a “Compliance Statement”), in each case signed by an authorized officer of WMB and WMMSC, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.  None of the Compliance Statements has identified any material instance of noncompliance with the respective servicer’s obligation under the applicable servicing agreement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits

WaMu Mortgage Pass-Through Certificates, Series 2007-OA2

Exhibit No.	Description
4.1

Pooling and Servicing Agreement by and among WaMu Asset Acceptance Corp., as Depositor, Washington Mutual Bank, as Servicer, LaSalle Bank National Association, as Trustee, and Christiana Bank & Trust Company, as Delaware Trustee, dated as of February 1, 2007 (incorporated herein by reference from Exhibit 4.1 to the Form 8-K filed by the issuing entity on March 9, 2007)

4.2

Mortgage Loan Purchase Agreement, dated as of October 25, 2005, among WaMu Asset Acceptance Corp., Washington Mutual Bank and Washington Mutual Bank fsb (incorporated herein by reference from Exhibit 4.6 to the Current Report on Form 8-K filed by WaMu Asset Acceptance Corp. on November 8, 2005 with respect to Registration Statement No. 333-123034).

4.3

Amended and Restated Administrative Agent Agreement, dated as of February 1, 2005, between Washington Mutual Bank and Washington Mutual Mortgage Securities Corp. (incorporated herein by reference from Exhibit 4.9 to the Current Report on Form 8-K filed by WaMu Asset Acceptance Corp. on March 6, 2006 with respect to Registration Statement No. 333-130795).

31	Certification of David Beck pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for WaMu Asset Acceptance Corp.
33.2	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank
33.3	Report on Assessment of Compliance with Servicing Criteria for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.
33.4

Letter dated January 30, 2008 regarding Restated Assessment for the Reporting Period of January 1, 2006 through December 31, 2006 for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.

33.5	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Mortgage Securities Corp.
33.6	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank fsb.
34.1	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria for WaMu Asset Acceptance Corp.
34.2	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank.
34.3

Attestation Report of PriceWaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc

34.4	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria for Washington Mutual Mortgage Securities Corp.
34.5	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank fsb.
35.1	Servicer Compliance Statement of Washington Mutual Bank
35.2	Servicer Compliance Statement of Washington Mutual Mortgage Securities Corp.
99.1

Certain information concerning the mortgage loans prepared in connection with the Registrant's WaMu Mortgage Pass-Through Certificates, Series 2007-OA2 (incorporated herein by reference from Exhibit 99.1 to the Form 8-K filed by the issuing entity on February 21, 2007)

99.2

Excerpt from Section 2 of the Term Sheet dated February 22, 2007 between Washington Mutual Bank, as seller, and WaMu Asset Acceptance Corp., as purchaser (incorporated herein by reference from Exhibit 99.1 to the Form 8-K filed by the issuing entity on March 9, 2007)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAMU ASSET ACCEPTANCE CORP.

By:	/s/ David Beck
Name:	David Beck
Title:	President and Senior Officer in Charge of Securitization of the Depositor

Date: March 24, 2008

EXHIBIT INDEX

WaMu Mortgage Pass-Through Certificates, Series 2007-OA2

Exhibit No.	Description
4.1

Pooling and Servicing Agreement by and among WaMu Asset Acceptance Corp., as Depositor, Washington Mutual Bank, as Servicer, LaSalle Bank National Association, as Trustee, and Christiana Bank & Trust Company, as Delaware Trustee, dated as of February 1, 2007 (incorporated herein by reference from Exhibit 4.1 to the Form 8-K filed by the issuing entity on March 9, 2007)

4.2

Mortgage Loan Purchase Agreement, dated as of October 25, 2005, among WaMu Asset Acceptance Corp., Washington Mutual Bank and Washington Mutual Bank fsb (incorporated herein by reference from Exhibit 4.6 to the Current Report on Form 8-K filed by WaMu Asset Acceptance Corp. on November 8, 2005 with respect to Registration Statement No. 333-123034).

4.3

Amended and Restated Administrative Agent Agreement, dated as of February 1, 2005, between Washington Mutual Bank and Washington Mutual Mortgage Securities Corp. (incorporated herein by reference from Exhibit 4.9 to the Current Report on Form 8-K filed by WaMu Asset Acceptance Corp. on March 6, 2006 with respect to Registration Statement No. 333-130795).

31	Certification of David Beck pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for WaMu Asset Acceptance Corp.
33.2	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank
33.3	Report on Assessment of Compliance with Servicing Criteria for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.
33.4

Letter dated January 30, 2008 regarding Restated Assessment for the Reporting Period of January 1, 2006 through December 31, 2006 for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc.

33.5	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Mortgage Securities Corp.
33.6	Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank fsb.
34.1	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria for WaMu Asset Acceptance Corp.
34.2	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank.
34.3

Attestation Report of PriceWaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria for American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc

34.4	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria for Washington Mutual Mortgage Securities Corp.
34.5	Attestation Report of Deloitte & Touche LLP on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank fsb.
35.1	Servicer Compliance Statement of Washington Mutual Bank
35.2	Servicer Compliance Statement of Washington Mutual Mortgage Securities Corp.
99.1

Certain information concerning the mortgage loans prepared in connection with the Registrant's WaMu Mortgage Pass-Through Certificates, Series 2007-OA2 (incorporated herein by reference from Exhibit 99.1 to the Form 8-K filed by the issuing entity on February 21, 2007)

99.2

Excerpt from Section 2 of the Term Sheet dated February 22, 2007 between Washington Mutual Bank, as seller, and WaMu Asset Acceptance Corp., as purchaser (incorporated herein by reference from Exhibit 99.1 to the Form 8-K filed by the issuing entity on March 9, 2007)